Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2021-C12
filed 2026-03-16
CIK 1891818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the primary servicer of the 356-362 E 148th Street Mortgage Loan prior to March 1, 2025, which when combined with its other capacities described in the succeeding paragraph, means that Wells Fargo Bank, National Association is a  servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessment of compliance with applicable servicing criteria and accountants' attestation report delivered by Wells Fargo Bank, National Association in such capacity is listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the HQ @ First Mortgage Loan, the 356-362 E 148th Street Mortgage Loan and the Superstition Gateway Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Trimont LLC as primary servicer of the 356-362 E 148th Street Mortgage Loan on and after March 1, 2025, SCP Servicing, LLC as special servicer of the 356-362 E 148th Street Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the 356-362 E 148th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the 356-362 E 148th Street Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the 356-362 E 148th Street Mortgage Loan on and after March 1, 2025 and SCP Servicing, LLC as special servicer of the 356-362 E 148th Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

4.5           Co-Lender Agreement, dated as of October 29, 2021, by and between Bank of Montreal, as Initial Note A-1 Holder, Bank of Montreal, as Initial Note A-2 Holder, Bank of Montreal, as Initial Note A-4 Holder, Bank of Montreal, as Initial Note A-6 Holder, Bank of Montreal, as Initial Note A-8 Holder, Bank of Montreal, as Initial Note A-10 Holder, and Bank of Montreal, as Initial Agent, and Starwood Mortgage Capital LLC, as Initial Note A-3 Holder, Starwood Mortgage Capital LLC, as Initial Note A-5 Holder, Starwood Mortgage Capital LLC, as Initial Note A-7 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-9 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2021 under Commission File No. 333-257737-01 and incorporated by reference herein).

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

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan prior to March 1, 2025

33.34       Trimont LLC, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.35       SCP Servicing, LLC, as Special Servicer of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wilmington Trust, National Association, as Trustee of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 33.30)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the 356-362 E 148th Street Mortgage Loan

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 33.5)

33.41       KeyBank National Association, as Primary Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 33.1)

33.42       KeyBank National Association, as Special Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 33.1)

33.43       Wells Fargo Bank, National Association, as Trustee of the Superstition Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Superstition Gateway Mortgage Loan (see Exhibit 33.30)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the Superstition Gateway Mortgage Loan (see Exhibit 33.6)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian of the Superstition Gateway Mortgage Loan (see Exhibit 33.5)

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

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan prior to March 1, 2025

34.34       Trimont LLC, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.35       SCP Servicing, LLC, as Special Servicer of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wilmington Trust, National Association, as Trustee of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 34.30)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the 356-362 E 148th Street Mortgage Loan

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 34.5)

34.41       KeyBank National Association, as Primary Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 34.1)

34.42       KeyBank National Association, as Special Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 34.1)

34.43       Wells Fargo Bank, National Association, as Trustee of the Superstition Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Superstition Gateway Mortgage Loan (see Exhibit 34.30)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the Superstition Gateway Mortgage Loan (see Exhibit 34.6)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian of the Superstition Gateway Mortgage Loan (see Exhibit 34.5)

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

35.10       KeyBank National Association, as Primary Servicer of the Hamilton Commons Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Hamilton Commons Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the HQ @ First Mortgage Loan (see Exhibit 35.1)

35.13       KeyBank National Association, as Special Servicer of the HQ @ First Mortgage Loan (see Exhibit 35.1)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.15       Trimont LLC, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.16       SCP Servicing, LLC, as Special Servicer of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Primary Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Special Servicer of the Superstition Gateway Mortgage Loan (see Exhibit 35.1)

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

Date: March 16, 2026